Form 10-Q
period 2021-03-31
Streetex Corp.
filed 2021-05-14
CIK 1822372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-249576

STREETEX CORP.

(Exact name of registrant as specified in its charter)

Nevada	7819
State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization	Classification Code Number
98-1446177
IRS Employer
Identification Number

Handelstr. 1,

Linkenheim-Hochstetten, Germany 76351

Tel.  (725) 210-5515

Email: streetexcorp@yahoo.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☐	Smaller reporting company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)       No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,286,814 common shares issued and outstanding as of May 14, 2021.

STREETEX CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of STREETEX CORP. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

STREETEX CORP.

BALANCE SHEETS

March 31, 2021 (Unaudited)

ASSETS	March 31, 2021 (Unaudited)	June 30, 2020 (Audited)
Current Assets
Cash and cash equivalents	$2,616	$12,200
Total Current Assets	2,616	12,200

Fixed Assets
Equipment, net	197	-
Total Fixed Assets	197	-

Total Assets	$2,813	$12,200

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Liabilities
Current Liabilities
Related party loan	$11,927	$11,927
Total Current Liabilities	11,927	11,927

Total Liabilities	11,927	11,927

Commitments and Contingencies	-	-

Stockholder’s Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,033,614 and 2,000,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020	2,034	2,000
Additional paid in capital	1,647	-
Accumulated deficit	(12,795)	(1,727)
Total Stockholder’s Equity(Deficit)	(9,114)	273

Total Liabilities and Stockholder’s Equity(Deficit)	$2,813	$12,200

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Three and nine months ended March 31, 2021 and 2020 (Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020	Nine months ended March 31, 2021	Nine months ended March 31, 2020
OPERATING EXPENSES
General and Administrative Expenses	$(1,333)	$-	$(11,068)	$(749)
TOTAL OPERATING EXPENSES	(1,333)	-	(11,068)	(749)

NET LOSS FROM OPERATIONS	(1,333)	-	(11,068)	(749)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,333)	$-	$(11,068)	$(749)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$-	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,003,984	2,000,000	2,001,318	2,000,000

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2021 and 2020 (Unaudited)

	Nine months ended March 31, 2021	Nine months ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,068)	$ (749)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	141	-
Accounts payable	-	-
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,927)	(749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(338)	-
CASH FLOWS USED BY INVESTING ACTIVITIES	(338)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	-	10,949
Proceeds from sale of stock	1,681	2,000
CASH FLOWS FROM FINANCING ACTIVITIES	1,681	12,949

NET CHANGE IN CASH	(9,584)	12,200

Cash, beginning of period	12,200	0

Cash, end of period	$ 2,616	$ 12,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

STREETEX CORP.  (“the Company”) was incorporated in the State of Nevada on September 4, 2018. Our company intends to operate in the business of video advertisement for business entities or private individuals. We plan to produce advertising video content for social networks such as Instagram, Facebook, Twitter and many others. Our principal services are aimed at bloggers, SMM managers and/or companies to promote their services on social web platforms.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2021, the Company had cash of $2,616 and working deficit of $9,311. For the nine months ended March 31, 2021 the Company had no revenues and an accumulated deficit of $12,795. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There is no assurance that the Company will be successful in its endeavors or become financially viable and continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is June 30.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Equipment

Equipment is stated at cost, net of accumulated depreciation.  Purchased equipment is multifunction printer. The cost of equipment is depreciated using the straight-line method over one year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Basic Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification (“ASC”) 260, “Earnings per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the periods presented.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances payable to sole officer and director. The carrying amount of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of March 31, 2021, the Company has generated $0 in revenue.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Note 4 – RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2021, our sole director has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,927 as of March 31, 2021 and $11,927 as of the year end June 30, 2020.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 11, 2019 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In March 2021 the Company issued 33,614 shares of common stock for cash proceeds of $1,681 at $0.05 per share.

There were 2,033,614 shares of common stock issued and outstanding as of March 31, 2021 and 2,000,000 shares of common stock issued and outstanding as of June 30, 2020.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

Note 6 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2021 the Company had net operating loss carry forwards of approximately $12,795 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2021 was approximately $2,687. The net change in valuation allowance for the nine months ended March 31, 2021 was $2,324.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2021.  All tax years since inception remain open for examination by taxing authorities.

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through May 14, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than in April 2021 the Company issued 196,200 shares of common stock for cash proceeds of $9,810 at $0.05 per share and in May 2021 the Company issued 57,000 shares of common stock for cash proceeds of $2,850 at $0.05 per share.

Director and management stay informed about COVID-19 developments generally and ensure it has access to information related to a company’s response to the crisis and how the specific impact on the company is developing as the crisis extends.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us in this report.

DESCRIPTION OF BUSINESS

Our principal office address is located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our telephone number is (725) 210-5515. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have not earned any revenue. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

Main Idea

Our company intends to operate in the business of video advertisement for business entities or private individuals. We plan to produce advertising video content for social networks such as YouTube, Instagram, Facebook, Twitter and many others. Our principal services are aimed at bloggers, SMM managers and/or companies to promote their services on social web platforms. As our business grows, we may expand to related markets such as, advertising on online streaming platforms or, online cinema platforms.

Our preliminary list of services is, as follows:

1.

Shoot video sequences depending on the request;

2.

Edit video sequences shot by our company, depending on the request, videos may be shot by third companies, but footage is owned by the customer;

3.

Add subtitles, transitions and/ or other video effects to the video sequences;

4.

Add soundtracks or voice-overs to the video sequences;

5.

Re-edit the video sequence and/ or re-edit the voice tracks or the soundtracks in the footage owned by the customer or bought by the customer from the third parties.

6.

Provide a video sequence from our bank of premade video footages. Necessary text is added to the footage, depending on the request;

Depending on the demand and profitability, we expect that the list of services may be expanded or cut.

Communication with Customers

We are planning to deliver our services business entities or private individuals mostly.

We plan to organize our business to function, as follows:

1.

We receive a request with the description of desired video sequence or, the request with a prepared shooting script.

2.

If our customer wishes so, for the additional fee they can choose sex, body type, and face type of the actor to star in the video;

3.

We shoot the video as requested or, search for the premade video sequences in our video bank if it meets the request and/ or lacks the original idea, for instance, a video of a landscape view.

4.

If the request states so, we provide editing, special video and/ or sound effects added to the sequence, subtitles, or captions added to the video.

5.

If the request states so, record sound effects or voice over for the video;

6.

Deliver the finished video to the customer. We provide the video to download at the customer’s personal account.

Marketing Campaign

Our business is aimed at the online market thus we expect to promote our services with the help of online marketing tools. We expect to present our services via banners or flags, or video advertisements on Facebook, Twitter, Instagram, YouTube and similar services. We plan to organize our portfolio in a web catalogue to present our services to our potential clients. We plan to make our catalogue accessible on our website and on our mobile application. We plan to organize the catalogue by categories and add tags. Thus, we expect that browsing by categories such as, sport industry or beauty industry or, simply, by tags such as “sport”, “lifestyle” or “active” can help to attract customers from various types of businesses.

We plan to attract the focus of our customers by means of a context advertising tools such as Google AdWords, Yahoo! Gemini and similar tools by AOL and Facebook. We plan to use SEO (Search Engine Optimization) provided by the services listed above in order to have our application and web platform on the top of the search queries list. We expect that the services listed above can help to attract customers who search for “ad production for social web” or “video ad production” or, simply “video ad”.

We plan to take parts in advertising conventions, workshops and/ or presentations and similar events to promote our application and our services. We also plan to advertise our application and our services in printed issues of magazines, in electronic issues of press, commercial web communities, and communities of advertising professionals. As our business grows, we may expand our advertising campaign to bigger platforms such as online streaming services, for instance, Netflix, or web trading platforms, for instance, Amazon.

We also plan to have social web pages of our own on the websites such as Facebook, Twitter, and Instagram. We assume that we can demonstrate how our product looks and performs on the platforms it is intended. Thus, we can also expect an increase in customers. We plan to reinforce our promotion by means of WhatsApp accounts where we can post up-to-date information, create discussion channels with our customers or individuals interested in video advertising production. We expect that WhatsApp may aid us to react and interact instantly with the community of our customers.

Competition

We have many competitors in the business of video production and video editing services. Our competition strategy based on the following aspects:

-

Our sole officer and director have professional 15 years’ experience and network.

-

Our customization approach based on the values, mission and market needs of our clients.

-

Uninterrupted contemporary social media trends analysis.

Revenue

We are planning to charge our customers on the hourly rate basis from $300 to $3,000 per hour, depending on the project complexity. Our main expenses in video production services are video production team’s fees. Our hourly rate may include the fees of producers, directors, videographers, editors, screenwriters, art directors, and actors. We expect that our revenue will be 30% from the hourly rate. Our customers will cover all additional costs connected with the video production services such as specific decorations, equipment, transfer etc.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are had a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees other than our sole officer and director, Mr. Dubs. He handles the Company’s day-to-day operations. We intend to hire employees on the outsource basis.

Offices

Our business office is located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. This is the office provided by our President and Director, Stefan Dubs. Our phone number is (725) 210-5515.  We do not pay any rent to Mr. Dubs and there is no agreement to pay any rent in the future. Our telephone number is (725) 210-5515.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. As a U.S. Company doing business in Germany, we should comply with the laws and regulations of European Union and follow to the Directive 2006/123/EC of the European Parliament and of the Council of 12 December 2006 on services in the internal market. We also should follow to the EU General Data Protection Regulation (GDPR). According to the regulations, our type of services does not require any additional license or registration on the territory of Germany or European Union. We don’t need to register local entity or branch to deliver our services.

LEGAL PROCEEDINGS

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

During the period we are continuing to follow our business plan and looking for the potential clients.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2021, our total assets were $2,813. Total assets were comprised of $2,616 in current assets and $197 in fixed assets.

As at March 31, 2021, our current liabilities were $11,927 and Stockholders’ deficit was $9,114.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended March 31, 2021 net cash flows used in operating activities was $10,927.

For the nine months ended March 31, 2020 net cash flows used in operating activities was $749.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2021 we have used $338 in investing activities.

For the nine months ended March 31, 2020 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2021 net cash flows provided by in financing activities was $1,681.

For the nine months ended March 31, 2020 net cash flows provided by financing activities was $12,949.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues is $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates is $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our cash balance was $2,616 as of March 31, 2021. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Stefan Dubs, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of March 31,

2021, Mr. Dubs has advanced to us $11,927. Mr. Dubs, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  Being a development stage company, we have very limited operating history we do not currently have any arrangements for additional financing. Our principal executive offices are located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our phone number is (725) 210-5515.

We are a development stage company and we have generated no revenue to date. To date, we have established our Company, developed our business plan and developed business-model and looking for the potential clients. Our full business plan entails activities described in the Plan of Operation section below. Long term financing beyond the maximum aggregate amount of this offering may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion. We do not currently have planned our expansion, and we have not decided yet on the scale of our development and expansion and on exact amount of funding needed for our long-term financing. If we do not generate any revenue, we may need a minimum of $10,000 of additional funding at the end of the twelve month period to maintain a reporting status.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from the offering. If we are unable to successfully find customers, we may quickly use up the proceeds from the offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely. Even if we raise $100,000 from this offering, we may need more funds for ongoing business operations after the first year and would have to obtain additional funding.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the start-up stage of operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on May 14, 2021.

STREETEX CORP.

By:	/s/	Stefan Dubs
	Name:	Stefan Dubs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)