Form 10-K
period 2021-06-30
Streetex Corp.
filed 2021-10-04
CIK 1822372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

[ ] TRANSITION REPORT PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-249576

STREETEX CORP.
(Exact name of registrant as specified in its charter)

NV	98-1446177
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Handel str. 1, Linkenheim-Hochstetten, DE 76351;

Email: streetexcorp@yahoo.com

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

(725) 210-5515

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ( )      No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ( )      No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)      No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes (X)      No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ( )	Accelerated Filer ( )	Non-accelerated Filer (X)	Emerging growth company (X)	Smaller reporting company (X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ( )      No (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes (X)      No ( )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,421,814 common shares issued and outstanding as of September 30, 2021.

Signatures

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2021, no shares of our common stock have traded.

Number of Holders

As of June 30, 2021, the 2,286,814 issued and outstanding shares of common stock were held by a total of 16 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2021and 2020.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 11, 2019 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In March 2021 the Company issued 33,614 shares of common stock for cash proceeds of $1,681 at $0.05 per share.

In April 2021 the Company issued 196,200 shares of common stock for cash proceeds of $9,810 at $0.05 per share.

In May 2021 the Company issued 57,000 shares of common stock for cash proceeds of $2,850 at $0.05 per share.

There were 2,286,814 shares of common stock issued and outstanding as of June 30, 2021.

Purchase of our Equity Securities by Officers and Directors

On October 11, 2019, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Stefan Dubs, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

- have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

- provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;
- comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
- submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Results of Operations for the year ended June 30, 2021 and June 30, 2020:

Revenue and cost of goods sold

For the year ended June 30, 2021 and June 30, 2020 the Company generated total revenue of $0 and $0 from selling products to the customer.

Operating expenses

Total operating expenses for the year ended June 30, 2021 and June 30, 2020 were $13,382 and $749. The operating expenses for the year ended June 30, 2021 included bank charges of $278; depreciation expense of $225; legal fees of $1,200; audit fees of $9,500; filing fees of $30 and professional fees of $2,149. The operating expenses for the year ended June 30, 2020 included professional fees of $749. Increase in expenses is due to nonoperational reasons, kind of expenses, connected with filings and professional promotion and business development.

Net Loss

The net loss for the year ended June 30, 2021 and June 30, 2020 was $13,382 and $749 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2021 the Company had cash of $15,046 ($12,200 as of June 30, 2020). Furthermore, the Company had a working capital of $1,119 ($273 as of June 30, 2020). The increase in working capital is attributed to sale of stock.

During the year ended June 30, 2021 the Company used $11,157 of cash in operating activities due to its net loss and in accounts payable of $2,000 and depreciation of $225.

During the year ended June 30, 2021 the Company used $338 of cash in investing activities.

During the year ended June 30, 2021 the Company generated $14,341 of cash in financing activities.

During the year ended June 30, 2020 the Company used $749 of cash in operating activities due to its net loss.

During the year ended June 30, 2020 the Company used no cash in investing activities.

During the year ended June 30, 2020 the Company generated $12,949 of cash in financing activities.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

STREETEX CORP.

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2021 AND JUNE 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Streetex Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Streetex Corp. (“the Company”) as of June 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not earned revenue since inception and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2020. Spokane, Washington
September 30, 2021

STREETEX CORP.

BALANCE SHEETS

June 30, 2021 and 2020 (Audited)

	June 30, 2021	June 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$15,046	$12,200
Total Current Assets	15,046	12,200

Fixed Assets
Equipment, net	113	-
Total Fixed Assets	113	-

Total Assets	$15,159	$12,200

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$2,000	$-
Related party loan	11,927	11,927
Total Current Liabilities	13,927	11,927

Total Liabilities	13,927	11,927

Commitments and Contingencies	-	-

Stockholders’ Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized 2,286,814 and 2,000,000 shares issued and outstanding as of June 30, 2021 and June 30, 2020	2,287	2,000
Additional paid in capital	14,054	-
Accumulated deficit	(15,109)	(1,727)
Total Stockholders’ Equity(Deficit)	1,232	273

Total Liabilities and Stockholders’ Equity(Deficit)	$15,159	$12,200

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Year ended June 30, 2021 and 2020 (Audited)

	Year ended June 30, 2021	Year ended June 30, 2020
OPERATING EXPENSES
General and Administrative Expenses	$(13,382)	$(749)
TOTAL OPERATING EXPENSES	(13,382)	(749)

NET LOSS FROM OPERATIONS	(13,382)	(749)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(13,382)	$(749)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,053,784	1,446,575

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended June 30, 2021 and 2020 (Audited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Equity (Deficit)
June 30, 2019	-	$ -	$ -	$ (978)	$ (978)
Issuance of common stock	2,000,000	2,000	-	-	2,000
Net loss	-	-	-	(749)	(749)
June 30, 2020	2,000,000	$ 2,000	$ -	$ (1,727)	$ 273
Issuance of common stock	286,814	287	14,054	-	14,341
Net loss	-	-	-	(13,382)	(13,382)
June 30, 2021	2,286,814	$ 2,287	$ 14,054	$ (15,109)	$ 1,232

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Year ended June 30, 2021 and 2020 (Audited)

	Year ended June 30, 2021	Year ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,382)	$ (749)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	225	-
Accounts payable	2,000	-
CASH FLOWS USED BY OPERATING ACTIVITIES	(11,157)	(749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(338)	-
CASH FLOWS USED BY INVESTING ACTIVITIES	(338)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	-	10,949
Proceeds from sale of stock	14,341	2,000
CASH FLOWS FROM FINANCING ACTIVITIES	14,341	12,949

NET CHANGE IN CASH	2,846	12,200

Cash, beginning of period	12,200	0

Cash, end of period	$ 15,046	$ 12,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2021 (Audited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2021, the Company had cash of $15,046 and working capital of $1,119. For the year ended June 30, 2021 the Company had no revenues and an accumulated deficit of $15,109. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Equipment

Equipment is stated at cost, net of accumulated depreciation. Purchased equipment is multifunction printer. The cost of equipment is depreciated using the straight-line method over one year. We capitalize assets with a useful life of one year and grater, or over $1,000. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

June 30, 2021 (Audited)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of June 30, 2021, the Company has generated $0 in revenue.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Note 4 – RELATED PARTY TRANSACTIONS

For the year ended June 30, 2021, our sole director has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,927 as of June 30, 2021and $11,927 as of the year end June 30, 2020.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 11, 2019 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In March 2021 the Company issued 33,614 shares of common stock for cash proceeds of $1,681 at $0.05 per share.

In April 2021 the Company issued 196,200 shares of common stock for cash proceeds of $9,810 at $0.05 per share.

In May 2021 the Company issued 57,000 shares of common stock for cash proceeds of $2,850 at $0.05 per share.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2021 (Audited)

There were 2,286,814 shares of common stock issued and outstanding as of June 30, 2021 and 2,000,000 shares of common stock issued and outstanding as of June 30, 2020.

Note 6 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2021 the Company had net operating loss carry forwards of approximately $15,109 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2021 was approximately $3,173. The net change in valuation allowance for the year ended June 30, 2021 was $2,810.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2021.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	Year ended June 30, 2021	Year ended June 30, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(3,173)	(749)
Valuation allowance	$3,173	749
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended June 30, 2021 as follows:

	Year ended June 30, 2021	Year ended June 30, 2020
Computed “expected” tax expense (benefit)	$(2,810)	(157)
Change in valuation allowance	$2,810	157
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2021 (Audited)

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through September 30, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance. In July 2021 the Company issued 19,000 shares of common stock for cash proceeds of $950 at $0.05 per share; in September 2021 the Company issued 116,000 shares of common stock for cash proceeds of $5,800 at $0.05 per share.

Director and management stay informed about COVID-19 developments generally and ensure it has access to information related to a company’s response to the crisis and how the specific impact on the company is developing as the crisis extends.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Stefan Dubs Handelstr. 1, Linkenheim-Hochstetten, Germany 76351	38	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Stefan Dubs has acted as our President, Treasurer, Secretary and sole Director since we incorporated on September 4, 2018. Mr. Dubs graduated from Berlin University of the Arts in 2008. Since 2008 till 2015 he worked as a videographer at SSaw GmbH. Since 2015, Mr. Dubs has been working as the Sole proprietor (Freiberufler) videographer and videoeditor around the Germany. He has been specializing mostly on the social media video content for bloggers on YouTube and Instagram. We believe that Mr. Dubs’s specific experience, qualifications and skills will enable to develop our business.

During the past ten years, Mr. Dubs has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Dubs was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Dubs’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our Director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member, Stefan Dubs, who does not qualify as an independent director. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the year ended June 30, 2021 and for the year ended June 30, 2020:

Summary Compensation Table

Name and Principal Position	Period / Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Stefan Dubs, President, Secretary and Treasurer	Year ended June 30, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stefan Dubs, President, Secretary and Treasurer	Year ended June 30, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its Officer.

Mr. Dubs currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation for the year ended June 30, 2021 and for the year ended June 30, 2020:

Name	Period / Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Stefan Dubs	Year ended June 30, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stefan Dubs	Year ended June 30, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of June 30, 2021 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Stefan Dubs Handelstr. 1, Linkenheim-Hochstetten, Germany 76351	2,000,000 shares of common stock (direct)	87.5

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of June 30, 2021, there were 2,286,814 shares of our common stock issued and outstanding.

Future sales by existing stockholders

A total of 2,000,000 shares of common stock were issued to sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. As we are a “shell company”, Rule 144 would not be available for the resale of restricted securities by our stockholders until we have complied with the requirements of Rule 144(i). Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act.  Shares purchased in the offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. To be quoted on the OTC Bulletin Board and/or OTC Link. a market maker must file an application on our behalf to make a market for our common stock. As of the date of this Registration Statement, we have not engaged a market maker to file such an application, that there is no guarantee that a market marker will file an application on our behalf, and that even if an application is filed; there is no guarantee that we will be accepted for quotation.

Item 13. Certain Relationships and Related Transactions

Stefan Dubs will not be paid for any underwriting services that he performs on our behalf with respect to this report.

Other than Mr. Dubs’ purchase of founders shares from the Company as stated below, there is nothing of value (including money, property, contracts, options or rights of any kind), received or to be received, by Mr. Dubs, directly or indirectly, from the Company.

On October 12, 2019, we issued a total of 2,000,000 shares of restricted common stock to Stefan Dubs, our sole officer and director in consideration of $2,000. Further, Mr. Dubs has advanced funds to us. As of June 30, 2021, Mr. Dubs has advanced to us $11,927. Mr. Dubs will not be repaid from the proceeds of the offering. There is no due date for the repayment of the funds advanced by Mr. Dubs. Mr. Dubs will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Dubs does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dubs or the repayment of the funds to Mr. Dubs. The entire transaction was oral. We have a verbal agreement with Mr. Dubs that, if necessary, he will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2021, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2020 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2020, December 31, 2020, and March 31, 2021; $0 in fees for tax and $0 for other expenses.

During fiscal year ended June 30, 2020, we incurred $0 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements; $0 in fees for tax and $0 for other expenses.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on October 04, 2021.

STREETEX CORP.

By:	/s/		Stefan Dubs

	Name:		Stefan Dubs

	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)