Form 10-Q
period 2021-09-30
Streetex Corp.
filed 2021-11-12
CIK 1822372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-249576

STREETEX CORP.

(Exact name of registrant as specified in its charter)

NV	7819
State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization	Classification Code Number
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

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,478,814 common shares issued and outstanding as of November 10, 2021.

STREETEX CORP.

QUARTERLY REPORT ON FORM 10-Q

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

STREETEX CORP.

BALANCE SHEETS

September 30, 2021 (Unaudited)

	September 30, 2021 (Unaudited)	June 30, 2021 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$16,439	$15,046
Total Current Assets	16,439	15,046

Fixed Assets
Equipment, net	28	113
Total Fixed Assets	28	113

Total Assets	$16,467	$15,159

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$2,500	$2,000
Related party loan	11,927	11,927
Total Current Liabilities	14,427	13,927

Total Liabilities	14,427	13,927

Commitments and Contingencies	-	-

Stockholders’ Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,421,814 and 2,286,814 shares issued and outstanding as of September 30, 2021 and June 30, 2021	2,422	2,287
Additional paid in capital	20,669	14,054
Accumulated deficit	(21,051)	(15,109)
Total Stockholders’ Equity	2,040	1,232

Total Liabilities and Stockholders’ Equity	$16,467	$15,159

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Three months ended September 30, 2021 and 2020 (Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020
OPERATING EXPENSES
General and Administrative Expenses	$(5,942)	$(3,279)
TOTAL OPERATING EXPENSES	(5,942)	(3,279)

NET LOSS FROM OPERATIONS	(5,942)	(3,279)
		-
PROVISION FOR INCOME TAXES	-

NET LOSS	$(5,942)	$(3,279)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,319,390	2,000,000

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended September 30, 2021 and 2020 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity (Deficit)
June 30, 2020	2,000,000	$ 2,000	$ -	$ (1,727)	$ 273
Issuance of common stock	-	-	-	-	-
Net loss for the three months ended September 30, 2020	-	-	-	(3,279)	(3,279)
September 30, 2020	2,000,000	$ 2,000	$ -	$ (5,006)	$ (3,006)

June 30, 2021	2,286,814	$ 2,287	$ 14,054	$ (15,109)	$ 1,232
Issuance of common stock	135,000	135	6,615	-	6,750
Net loss for the three months ended September 30, 2021	-	-	-	(5,942)	(5,942)
September 30, 2021	2,421,814	$ 2,422	$ 20,669	$ (21,051)	$ 2,040

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Three months ended September 30, 2021 and 2020 (Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,942)	$ (3,279)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	85	-
Accounts payable	500	-
CASH FLOWS USED BY OPERATING ACTIVITIES	(5,357)	(3,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	6,750	-
CASH FLOWS FROM FINANCING ACTIVITIES	6,750	-

NET CHANGE IN CASH	1,393	(3,279)

Cash, beginning of period	15,046	12,200

Cash, end of period	$ 16,439	$ 8,921

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2021 (Unaudited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2021, the Company had cash of $16,439 and working capital of $2,012. For the three months ended September 30, 2021 the Company had no revenues and an accumulated deficit of $21,051. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Equipment

Equipment is stated at cost, net of accumulated depreciation. Purchased equipment is multifunction printer. The cost of equipment is depreciated using the straight-line method over one year. We capitalize assets with a useful life of one year and greater, or over $1,000. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

September 30, 2021 (Unaudited)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of September 30, 2021, the Company has generated $0 in revenue.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Note 4 – RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2021, our sole director has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,927 as of September 30, 2021 and $11,927 as of the year end June 30, 2021.

Note 5 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2021 (Unaudited)

Note 6 – COMMON STOCK

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

In July 2021 the Company issued 19,000 shares of common stock for cash proceeds of $950 at $0.05 per share.

In September 2021 the Company issued 116,000 shares of common stock for cash proceeds of $5,800 at $0.05 per share.

There were 2,421,814 shares of common stock issued and outstanding as of September 30, 2021 and 2,286,814 shares of common stock issued and outstanding as of June 30, 2021.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of September 30, 2021 the Company had net operating loss carry forwards of approximately $21,051 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2021 was approximately $4,421. The net change in valuation allowance for the three months ended September 30, 2021 was $1,248.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2021.  All tax years since inception remain open for examination by taxing authorities.

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through November 10, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than in October 2021 the Company issued 57,000 shares of common stock for cash proceeds of $2,850 at $0.05 per share.

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

We plan to organize our business to function, as follows:

1.We receive a request with the description of desired video sequence or, the request with a prepared shooting script.

2.If our customer wishes so, for the additional fee they can choose sex, body type, and face type of the actor to star in the video;

3.We shoot the video as requested or, search for the premade video sequences in our video bank if it meets the request and/ or lacks the original idea, for instance, a video of a landscape view.

4.If the request states so, we provide editing, special video and/ or sound effects added to the sequence, subtitles, or captions added to the video.

5.If the request states so, record sound effects or voice over for the video;

6.Deliver the finished video to the customer. We provide the video to download at the customer’s personal account.

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

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2021, our total assets were $16,467. Total assets were comprised of $16,439 in current assets and $28 in fixed assets.

As at September 30, 2021, our current liabilities were $14,427 and Stockholders’ equity was $2,040.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended September 30, 2021 net cash flows used in operating activities was $5,357.

For the three months ended September 30, 2020 net cash flows used in operating activities was $3,279.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended September 30, 2021 we had no cash flows provided by or used in investing activities.

For the three months ended September 30, 2020 we had no cash flows provided by or used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended September 30, 2021 net cash flows provided by financing activities was $6,750.

For the three months ended September 30, 2020 net cash flows provided by financing activities was $0.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues is $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates is $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our cash balance was $16,439 as of September 30, 2021. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Stefan Dubs, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of September 30, 2021, Mr. Dubs has advanced to us $11,927. Mr. Dubs, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  Being a development stage company, we have very limited operating history we do not currently have any arrangements for additional financing. Our principal executive offices are located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our phone number is (725) 210-5515.

We have generated no revenue to date. To date, we have established our Company, developed our business plan and developed business-model and looking for the potential clients. Long term may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion. We do not currently have planned our expansion, and we have not decided yet on the scale of our development and expansion and on exact amount of funding needed for our long-term financing.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on November 12, 2021.

STREETEX CORP.

By:	/s/	Stefan Dubs
	Name:	Stefan Dubs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)