Form 10-Q
period 2021-12-31
Streetex Corp.
filed 2022-02-14
CIK 1822372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

Linkenheim-Hochstetten, DE 76351

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

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,516,814 common shares issued and outstanding as of February 14, 2022.

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

STREETEX CORP.

BALANCE SHEETS

December 31, 2021 (Unaudited)

	December 31, 2021 (Unaudited)	June 30, 2021 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$14,694	$15,046
Account receivable	950	-
Total Current Assets	15,644	15,046

Fixed Assets
Equipment, net	-	113
Total Fixed Assets	-	113

Total Assets	$15,644	$15,159

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$-	$2,000
Related party loan	11,927	11,927
Total Current Liabilities	11,927	13,927

Total Liabilities	11,927	13,927

Commitments and Contingencies	-	-

Stockholders’ Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,516,814 and 2,286,814 shares issued and outstanding as of December 31, 2021 and June 30, 2021	2,517	2,287
Additional paid in capital	25,324	14,054
Accumulated deficit	(24,124)	(15,109)
Total Stockholders’ Equity	3,717	1,232

Total Liabilities and Stockholders’ Equity	$15,644	$15,159

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Three and six months ended December 31, 2021 and 2020 (Unaudited)

	Three months ended December 31, 2021	Three months ended December 31, 2020	Six months ended December 31, 2021	Six months ended December 31, 2020
OPERATING EXPENSES
General and Administrative Expenses	$(3,073)	$(6,456)	$(9,015)	$(9,735)
TOTAL OPERATING EXPENSES	(3,073)	(6,456)	(9,015)	(9,735)

NET LOSS FROM OPERATIONS	(3,073)	(6,456)	(9,015)	(9,735)
		-		-
PROVISION FOR INCOME TAXES	-		-

NET LOSS	$(3,073)	$(6,456)	$(9,015)	$(9,735)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,493,477	2,000,000	2,406,434	2,000,000

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six months ended December 31, 2021 and 2020 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
September 30, 2020	2,000,000	$ 2,000	$ -	$ (5,006)	$ (3,006)
Issuance of common stock	-	-	-	-	-
Net loss for the three months ended December 31, 2020	-	-	-	(6,456)	(6,456)
December 31, 2020	2,000,000	$ 2,000	$ -	$ (11,462)	$ (9,462)

September 30, 2021	2,421,814	$ 2,422	$ 20,669	$ (21,051)	$ 2,040
Issuance of common stock	95,000	95	4,655	-	4,750
Net loss for the three months ended December 31, 2021	-	-	-	(3,073)	(3,073)
December 31, 2021	2,516,814	$ 2,517	$ 25,324	$ (24,124)	$ 3,717

June 30, 2020	2,000,000	$ 2,000	$ -	$ (1,727)	$ 273
Issuance of common stock	-	-	-	-	-
Net loss for the six months ended December 31, 2020	-	-	-	(9,735)	(9,735)
December 31, 2020	2,000,000	$ 2,000	$ -	$ (11,462)	$ (9,462)

June 30, 2021	2,286,814	$ 2,287	$ 14,054	$ (15,109)	$ 1,232
Issuance of common stock	230,000	230	11,270	-	11,500
Net loss for the six months ended December 31, 2021	-	-	-	(9,015)	(9,015)
December 31, 2021	2,516,814	$ 2,517	$ 25,324	$ (24,124)	$ 3,717

See accompanying notes, which are an integral part of these financial statements

TREETEX CORP.

STATEMENTS OF CASH FLOWS

Six months ended December 31, 2021 and 2020 (Unaudited)

	Six months ended December 31, 2021	Six months ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,015)	$ (9,735)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation Expense	113	56
Accounts Receivable	(950)	-
Accounts Payable	(2,000)	2,500
CASH FLOWS USED BY OPERATING ACTIVITIES	(11,852)	(7,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(338)
CASH FLOWS USED BY INVESTING ACTIVITIES	-	(338)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	11,500	-
CASH FLOWS FROM FINANCING ACTIVITIES	11,500	-

NET CHANGE IN CASH	(352)	(7,517)

Cash, beginning of period	15,046	12,200

Cash, end of period	$ 14,694	$ 4,683

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021 (Unaudited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2021, the Company had cash of $14,694 and working capital of $3,717 For the six months ended December 31, 2021 the Company had no revenues and an accumulated deficit of $24,124. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Equipment

Equipment is stated at cost, net of accumulated depreciation. Purchased equipment is multifunction printer. The cost of equipment is depreciated using the straight-line method over one year. We capitalize assets with a useful life of one year and greater or over $1,000. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. Purchased equipment was fully depreciated as of December 31, 2021

Basic Income (Loss) Per Share

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

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021 (Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accounts receivable, and advances payable to sole officer and director. The carrying amount of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of December 31, 2021, the Company has generated $0 in revenue.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Note 4 – RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2021, our sole director has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand.

 The balance due to the director was $11,927 as of December 31, 2021 and $11,927 as of the year end June 30, 2021.

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

December 31, 2021 (Unaudited)

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

In November 2021 the Company issued 38,000 shares of common stock for cash proceeds of $1,900 at $0.05 per share.

There were 2,516,814 shares of common stock issued and outstanding as of December 31, 2021 and 2,286,814 shares of common stock issued and outstanding as of June 30, 2021.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of December 31, 2021 the Company had net operating loss carry forwards of approximately $24,124 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2021 was approximately $5,066. The net change in valuation allowance for the six months ended December 31, 2021 was $1,893.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferredincome tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021.  All tax years since inception remain open for examination by taxing authorities.

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through February 14, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

-Uninterrupted contemporary social media trends analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2021, our total assets were $15,644. Total assets were comprised of $15,644 in current assets.

As at December 31, 2021, our current liabilities were $11,927 and Stockholders’ equity was $3,717.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended December 31, 2021 net cash flows used in operating activities was $11,852.

For the six months ended December 31, 2020 net cash flows used in operating activities was $7,179.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended December 31, 2021 we had no cash flows provided by or used in investing activities.

For the six months ended December 31, 2020 we had $338 of cash flows provided by or used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended December 31, 2021 net cash flows provided by financing activities was $11,500.

For the six months ended December 31, 2020 net cash flows provided by financing activities was $0.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards wouldotherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Our cash balance was $14,694 as of December 31, 2021. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Stefan Dubs, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of December 31, 2021, Mr. Dubs has advanced to us $11,927. Mr. Dubs, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  Being a development stage company, we have very limited operating history we do not currently have any arrangements for additional financing. Our principal executive offices are located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our phone number is (725) 210-5515.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controlsand procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on February 14, 2022.

STREETEX CORP.

By:	/s/	Stefan Dubs
	Name:	Stefan Dubs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)