Form 10-K
period 2022-06-30
Streetex Corp.
filed 2022-10-14
CIK 1822372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

[ ] TRANSITION REPORT PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-249576

STREETEX CORP.
(Exact name of registrant as specified in its charter)

NV	98-1446177
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Handel str. 1, Linkenheim-Hochstetten, Germany, 76351;

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

Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated Filer [X]	Emerging growth company [X]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]      No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]      No [ ]

As of June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,516,814 common shares issued and outstanding as of October 14, 2022.

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

As of June 30, 2022, no shares of our common stock have traded.

Number of Holders

As of June 30, 2022, the 2,516,814 issued and outstanding shares of common stock were held by a total of 28 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2022and 2021.

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

There were 2,516,814 shares of common stock issued and outstanding as of June 30, 2022 and 2,286,814 shares of common stock issued and outstanding as of June 30, 2021

Purchase of our Equity Securities by Officers and Directors

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

Results of Operations for the year ended June 30, 2022 and June 30, 2021:

Revenue and cost of goods sold

For the year ended June 30, 2022 and June 30, 2021 the Company generated total revenue of $0 and $0 from selling products to the customer.

Operating expenses

Total operating expenses for the year ended June 30, 2022 and June 30, 2021 were $39,189 and $13,382. The operating expenses for the year ended June 30, 2022 included bank charges of $277; depreciation expense of $113; legal fees of $1,200; audit fees of $11,750 and professional fees of $25,849. The operating expenses for the year ended June 30, 2021 included bank charges of $278; depreciation expense of $225; legal fees of $1,200; audit fees of $9,500; filing fees of $30 and professional fees of $2,149. Increase in expenses is due to nonoperational reasons, kind of expenses, connected with filings and professional promotion and business development.

Net Loss

The net loss for the year ended June 30, 2022 and June 30, 2021 was $39,189 and $13,382 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2022 the Company had cash of $1,452 ($15,046 as of June 30, 2021). Furthermore, the Company had a negative working capital of $26,457 ($1,119 as of June 30, 2021). The increase in negative working capital is attributed to is due to a decrease in cash and an increase in accounts payable and deferred revenue balances as of June 30, 2022.

During the year ended June 30, 2022 the Company used $25,094 of cash in operating activities due to its net loss and in accounts payable of $8,000, depreciation of $113 and deferred revenue of $5,982.

During the year ended June 30, 2022 the Company generated $11,500 of cash in financing activities.

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

STREETEX CORP.

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2022 AND JUNE 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Streetex Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Streetex Corp. (“the Company”) as of June 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2020. Fruci & Associates Spokane, Washington
October 12, 2022

STREETEX CORP.

BALANCE SHEETS

June 30, 2022 and 2021 (Audited)

	June 30, 2022	June 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$1,452	$15,046
Total Current Assets	1,452	15,046

Fixed Assets
Equipment, net	-	113
Total Fixed Assets	-	113

Total Assets	$1,452	$15,159

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$10,000	$2,000
Related party loan	11,927	11,927
Deferred revenue	5,982	-
Total Current Liabilities	27,909	13,927

Total Liabilities	27,909	13,927

Commitments and Contingencies	-	-

Stockholders’ Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,516,814 and 2,286,814 shares issued and outstanding as of March 31, 2022 and June 30, 2021	2,517	2,287
Additional paid in capital	25,324	14,054
Accumulated deficit	(54,298)	(15,109)
Total Stockholders’ Equity(Deficit)	(26,457)	1,232

Total Liabilities and Stockholders’ Equity(Deficit)	$1,452	$15,159

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Year ended June 30, 2022 and 2021 (Audited)

	Year ended June 30, 2022	Year ended June 30, 2021
OPERATING EXPENSES
General and Administrative Expenses	$(39,189)	$(13,382)
TOTAL OPERATING EXPENSES	(39,189)	(13,382)

NET LOSS FROM OPERATIONS	(39,189)	(13,382)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(39,189)	$(13,382)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,454,275	2,053,784

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended June 30, 2022 and 2021 (Audited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
June 30, 2020	2,000,000	$2,000	$-	$(1,727)	$273
Issuance of common stock	286,814	287	14,054	-	14,341
Net loss	-	-	-	(13,382)	(13,382)
June 30, 2021	2,286,814	$2,287	$14,054	$(15,109)	$1,232
Issuance of common stock	230,000	230	11,270	-	11,500
Net loss	-	-	-	(39,189)	(39,189)
June 30, 2022	2,516,814	$2,517	$25,324	$(54,298)	$(26,457)

See accompanying notes, which are an integral part of these financial statements.

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Year ended June 30, 2022 and 2021 (Audited)

	Year ended June 30, 2022	Year ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,189)	$(13,382)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	113	225
Accounts payable	8,000	2,000
Deferred revenue	5,982
CASH FLOWS USED BY OPERATING ACTIVITIES	(25,094)	(11,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(338)
CASH FLOWS USED BY INVESTING ACTIVITIES	-	(338)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	11,500	14,341
CASH FLOWS FROM FINANCING ACTIVITIES	11,500	14,341

NET CHANGE IN CASH	(13,594)	2,846

Cash, beginning of period	15,046	12,200

Cash, end of period	$1,452	$15,046

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022 (Audited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2022, the Company had cash of $1,452 and negative working capital of $26,457. For the year ended June 30, 2022 the Company had no revenues and an accumulated deficit of $54,298. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Purchased equipment was fully depreciated as of June 30, 2022.

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

June 30, 2022 (Audited)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of June 30, 2022, the Company has generated $0 in revenue.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Note 4 – RELATED PARTY TRANSACTIONS

For the year ended June 30, 2022, our sole director has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,927 as of June 30, 2022 and $11,927 as of the year end June 30, 2021.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 01, 2022 the Company issued 2,286,814.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022 (Audited)

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

There were 2,516,814 shares of common stock issued and outstanding as of June 30, 2022 and 2,286,814 shares of common stock issued and outstanding as of June 30, 2021.

Note 6 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2022 the Company had net operating loss carry forwards of approximately $54,298 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2022 was approximately $11,403. The valuation allowance at June 30, 2021 was approximately $3,173. The net change in valuation allowance for the year ended June 30, 2022 was $8,230.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2022.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	Year ended June 30, 2022	Year ended June 30, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(11,403)	(3,173)
Valuation allowance	$11,403	3,173
Net deferred tax assets	$-	-

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022 (Audited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended June 30, 2022 as follows:

	Year ended June 30, 2022	Year ended June 30, 2021
Computed “expected” tax expense (benefit)	$(8,230)	(2,810)
Change in valuation allowance	$8,230	2,810
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through October 14, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2022, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2022, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2022 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Stefan Dubs Handelstr. 1, Linkenheim-Hochstetten, Germany 76351	39	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the year ended June 30, 2022 and for the year ended June 30, 2021:

Summary Compensation Table

Name and Principal Position	Period / Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Stefan Dubs, President, Secretary and Treasurer	Year ended June 30, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stefan Dubs, President, Secretary and Treasurer	Year ended June 30, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Director Compensation

The following table sets forth director compensation for the year ended June 30, 2022 and for the year ended June 30, 2021:

Name	Period / Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Stefan Dubs	Year ended June 30, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stefan Dubs	Year ended June 30, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of June 30, 2022 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Stefan Dubs Handelstr. 1, Linkenheim-Hochstetten, Germany 76351	2,000,000 shares of common stock (direct)	79.5

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of June 30, 2022, there were 2,516,814 shares of our common stock issued and outstanding.

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

On October 12, 2019, we issued a total of 2,000,000 shares of restricted common stock to Stefan Dubs, our sole officer and director in consideration of $2,000. Further, Mr. Dubs has advanced funds to us. As of June 30, 2022, Mr. Dubs has advanced to us $11,927. Mr. Dubs will not be repaid from the proceeds of the offering. There is no due date for the repayment of the funds advanced by Mr. Dubs. Mr. Dubs will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Dubs does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dubs or the repayment of the funds to Mr. Dubs. The entire transaction was oral. We have a verbal agreement with Mr. Dubs that, if necessary, he will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2022, we incurred approximately $11,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2021 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2021, December 31, 2021, and March 31, 2022; $0 in fees for tax and $0 for other expenses.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on October 14, 2022.

STREETEX CORP.

By:	/s/		Stefan Dubs

	Name:		Stefan Dubs

	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)