Form 10-Q
period 2022-12-31
Streetex Corp.
filed 2023-02-13
CIK 1822372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,516,814 common shares issued and outstanding as of February 13, 2023.

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

STREETEX CORP.

BALANCE SHEETS

December 31, 2022

	December 31, 2022 (Unaudited)	June 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$4,991	$1,452
Total Current Assets	4,991	1,452

Total Assets	$4,991	$1,452

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$2,750	$10,000
Related party loan	27,109	11,927
Deferred revenue	5,982	5,982
Total Current Liabilities	35,841	27,909

Total Liabilities	35,841	27,909

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized 2,516,814 and 2,516,814 shares issued and outstanding as of December 31, 2022 and June 30, 2022	2,517	2,517
Additional paid in capital	25,324	25,324
Accumulated deficit	(58,691)	(54,298)
Total Stockholders’ Equity (Deficit)	(30,850)	(26,457)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,991	$1,452

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Three and six months ended December 31, 2022 and 2021 (Unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021	Six months ended December 31, 2022	Six months ended December 31, 2021
OPERATING EXPENSES
General and Administrative Expenses	$(3,761)	$(3,073)	$(4,393)	$(9,015)
TOTAL OPERATING EXPENSES	(3,761)	(3,073)	(4,393)	(9,015)

NET LOSS FROM OPERATIONS	(3,761)	(3,073)	(4,393)	(9,015)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,761)	$(3,073)	$(4,393)	$(9,015)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,454,275	2,493,477	2,454,275	2,406,434

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and six months ended December 31, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
September 30, 2021	2,421,814	2,422	20,669	(21,051)	2,040
Issuance of common stock	95,000	95	4,665	-	4,750
Net loss	-	-	-	(3,073)	(3,073)
December 31, 2021	2,516,814	2,517	25,324	(24,124)	3,717

September 30, 2022	2,516,814	$2,517	$25,324	$(54,930)	$(27,089)
Net loss	-	-	-	(3,761)	(3,761)
December 31, 2022	2,516,814	2,517	25,324	(58,691)	(30,850)

June 30, 2021	2,286,814	$2,287	$14,054	$(15,109)	$1,232
Issuance of common stock	230,000	230	11,270	-	11,500
Net loss	-	-	-	(9,015)	(9,015)
December 31, 2021	2,516,814	2,517	25,324	(24,124)	3,717

June 30, 2022	2,516,814	$2,517	$25,324	$(54,298)	$(26,457)
Net loss	-	-	-	(4,393)	(4,393)
December 31, 2022	2,516,814	2,517	25,324	(58,691)	(30,850)

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Six months ended December 31, 2022 and 2021 (Unaudited)

	Six months ended December 31, 2022	Six months ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,393)	$(9,015)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	-	113
Accounts receivable	-	(950)
Accounts payable	(7,250)	(2,000)
CASH FLOWS USED BY OPERATING ACTIVITIES	(11,643)	(11,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	11,500
Proceeds from related party loan	15,182	-
CASH FLOWS FROM FINANCING ACTIVITIES	15,182	11,500

NET CHANGE IN CASH	3,539	(352)

Cash, beginning of period	1,452	15,046

Cash, end of period	$4,991	$14,694

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022 (Unaudited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2022, the Company had cash of $4,991 and working capital of $(30,850). For the six months ended December 31, 2022 the Company had no revenues and an accumulated deficit of $4,393. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

December 31, 2022 (Unaudited)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of
December 31, 2022, the Company has generated $0 in revenue.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Note 4 – RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2022, our sole director has loaned to the Company $15,182. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $27,109 as of December 31, 2022 and $11,927 as of the year end June 30, 2022.

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

December 31, 2022 (Unaudited)

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

There were 2,516,814 shares of common stock issued and outstanding as of December 31, 2022 and June 30, 2022.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of December 31, 2022 the Company had net operating loss carry forwards of approximately $58,691 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2022 was approximately $12,325. The valuation allowance at June 30, 2022 was approximately $11,403. The net change in valuation allowance for the six months ended December 31, 2022 was $922.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2022.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	Six months ended December 31, 2022	Year ended June 30, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(12,325)	(11,403)
Valuation allowance	$12,325	11,403
Net deferred tax assets	$-	-

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022 (Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended December 31, 2022 and year ended June 30, 2022 as follows:

	Six months ended December 31, 2022	Year ended June 30, 2022
Computed “expected” tax expense (benefit)	$(922)	(8,230)
Change in valuation allowance	$922	8,230
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through February 13, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Results of Operations for the three and six months ended December 31, 2022 and 2021:

Revenue

During the three and six months ended December 31, 2022 and 2021, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended December 31, 2022 and 2021 were $3,761 and $3,073. Our operating expenses consisted of general and administrative costs $3,761 as of December 31, 2022 and $3,072 as of
December 31, 2021.

Total operating expenses for the six months ended December 31, 2022 and 2021 were $4,393 and $9,015. Our operating expenses consisted of general and administrative costs $4,393 as of December 31, 2022 and $9,015 as of
December 31, 2021.

Net Losses

The net loss for the three months ended December 31, 2022, was $3,761, compared to $3,073 for the three months ended December 31, 2021.

The net loss for the six months ended December 31, 2022, was $4,393, compared to $9,015 for the six months ended December 31, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2022, our total assets were $4,991. Total assets were comprised of $4,991 in current assets.

As at December 31, 2022, our current liabilities were $35,841 and Stockholders’ equity was $30,850.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended December 31, 2022 net cash flows used in operating activities was $11,643.

For the six months ended December 31, 2021 net cash flows used in operating activities was $ 11,852.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended December 31, 2022 we had no cash flows provided by or used in investing activities.

For the six months ended December 31, 2021 we had no cash flows provided by or used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended December 31, 2022 net cash flows provided by financing activities was $15,182.

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

Our cash balance was $4,991 as of December 31, 2022. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Stefan Dubs, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of December 31, 2022, Mr. Dubs has advanced to us $ 27,109. Mr. Dubs, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  Being a development stage company, we have very limited operating history we do not currently have any arrangements for additional financing. Our principal executive offices are located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our phone number is (725) 210-5515.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on February 13, 2023.

STREETEX CORP.

By:	/s/	Stefan Dubs
	Name:	Stefan Dubs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)