Form 10-Q
period 2023-03-31
Streetex Corp.
filed 2023-05-15
CIK 1822372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,516,814 common shares issued and outstanding as of May 12, 2023.

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

STREETEX CORP.

BALANCE SHEETS

March 31, 2023 (Unaudited)

	March 31, 2023 (Unaudited)	June 30, 2022 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,198	$1,452
Total Current Assets	1,198	1,452

Total Assets	$1,198	$1,452

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$-	$10,000
Related party loan	27,109	11,927
Deferred revenue	-	5,982
Total Current Liabilities	27,109	27,909

Total Liabilities	27,109	27,909

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized 2,516,814 and 2,516,814 shares issued and outstanding as of March 31, 2023 and June 30, 2022	2,517	2,517
Additional paid in capital	25,324	25,324
Accumulated deficit	(53,752)	(54,298)
Total Stockholders’ Equity (Deficit)	(25,911)	(26,457)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,198	$1,452

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Three and nine months ended March 31, 2023 and 2022 (Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022	Nine months ended March 31, 2023	Nine months ended March 31, 2022
REVENUES	$5,982	$-	$5,982	$-

OPERATING EXPENSES
General and Administrative Expenses	$(1,043)	$(2,282)	$(5,436)	$(11,297)
TOTAL OPERATING EXPENSES	(1,043)	(2,282)	(5,436)	(11,297)

NET INCOME (LOSS) FROM OPERATIONS	4,939	(2,282)	546	(11,297)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$4,939	$(2,282)	$546	$(11,297)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,516,814	2,516,814	2,516,814	2,433,504

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and nine months ended March 31, 2023 and 2022 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
December 31, 2021	2,516,814	2,517	25,324	(24,124)	3,717
Net loss	-	-	-	(2,282)	(2,282)
March 31, 2022	2,516,814	2,517	25,324	(26,406)	1,435

December 31, 2022	2,516,814	$2,517	$25,324	$(58,691)	(30,850)
Net income	-	-	-	4,939	4,939
March 31, 2023	2,516,814	$2,517	$25,324	(53,752)	(25,911)

June 30, 2021	2,286,814	$2,287	$14,054	$(15,109)	$1,232
Issuance of common stock	230,000	230	11,270	-	11,500
Net loss	-	-	-	(11,297)	(11,297)
March 31, 2022	2,516,814	2,517	25,324	(26,406)	1,435

June 30, 2022	2,516,814	$2,517	$25,324	$(54,298)	$(26,457)
Net income	-	-	-	546	546
March 31, 2023	2,516,814	$2,517	$25,324	(53,752)	(25,911)

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Three and nine months ended March 31, 2023 and 2022 (Unaudited)

	Nine months ended March 31, 2023	Nine months ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$546	$(11,297)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation expense	-	113
Accounts receivable	-	-
Accounts payable	(10,000)	250
Deferred revenue	(5,982)	-
CASH FLOWS USED BY OPERATING ACTIVITIES	(15,436)	(10,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	11,500
Proceeds from related party loan	15,182	-
CASH FLOWS FROM FINANCING ACTIVITIES	15,182	11,500

NET CHANGE IN CASH	(254)	566

Cash, beginning of period	1,452	15,046

Cash, end of period	$1,198	$15,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2023 (Unaudited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had cash of $1,198 and a negative working capital of $25,911. For the nine months ended March 31, 2023 the Company had limited revenues and an accumulated deficit of $53,752. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

March 31, 2023 (Unaudited)

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. As of
March 31, 2023, the Company has generated $5,982 in revenue.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

Note 4 – RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2023, our sole director has loaned to the Company $15,182. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $27,109 as of March 31, 2023 and $11,927 as of the year end June 30, 2022.

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

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2023 (Unaudited)

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

There were 2,516,814 shares of common stock issued and outstanding as of March 31, 2023 and June 30, 2022.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2023 the Company had net operating loss carry forwards of approximately $53,752 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2023 was approximately $11,288. The valuation allowance at June 30, 2022 was approximately $11,403. The net change in valuation allowance for the nine months ended March 31, 2023 was $115. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2023.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	Nine months ended March 31, 2023	Year ended June 30, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(11,288)	(11,403)
Valuation allowance	$11,288	11,403
Net deferred tax assets	$-	-

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2023 (Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended March 31, 2023 and year ended June 30, 2022 as follows:

	Nine months ended Mach 31, 2023	Year ended June 30, 2022
Computed “expected” tax expense (benefit)	$(115)	(8,230)
Change in valuation allowance	$115	8,230
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through May 12, 2023, and has determined two significant events: the Company purchased a website: http://streetexvideo.com and the Company entered in one service agreement with the total amount of $12,000.

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

DESCRIPTION OF BUSINESS

Our principal office address is located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our telephone number is (725) 210-5515. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have earned limited revenue. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended March 31, 2023 and 2022:

Revenue

During the three and nine months ended March 31, 2023, we have generated $5,982 in revenues.

During the three and nine months ended March 31, 2022, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended March 31, 2023 and 2022 were $1,043 and $2,282. Our operating expenses consisted of general and administrative costs $1,043 as of March 31, 2023 and $2,282 as of
March 31, 2022.

Total operating expenses for the nine months ended March 31, 2023 and 2022 were $5,436 and $11,297. Our operating expenses consisted of general and administrative costs $5,436 as of March 31, 2023 and $11,297 as of
March 31, 2022.

Net Income (Losses)

The net income (loss) for the three months ended March 31, 2023, was $4,939, compared to $(2,282) for the three months ended March 31, 2022.

The net income (loss) for the nine months ended March 31, 2023, was $546, compared to $(11,297) for the nine months ended March 31, 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2023, our total assets were $1,198. Total assets were comprised of $1,198 in current assets.

As at March 31, 2023, our current liabilities were $ 27,109 and Stockholders’ deficit was $25,911.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended March 31, 2023 net cash flows used in operating activities was $15,436.

For the nine months ended March 31, 2022 net cash flows used in operating activities was $10,934.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2023 we had no cash flows provided by or used in investing activities.

For the nine months ended March 31, 2022 we had no cash flows provided by or used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2023 net cash flows provided by financing activities was $15,182.

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

Our cash balance was $1,198 as of March 31, 2023. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Stefan Dubs, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of March 31, 2023, Mr. Dubs has advanced to us $27,109. Mr. Dubs, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  Being a development stage company, we have very limited operating history we do not currently have any arrangements for additional financing. Our principal executive offices are located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our phone number is (725) 210-5515.

We have generated limited revenue to date. To date, we have established our Company, developed our business plan and developed business-model and looking for the potential clients. Long term may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion. We do not currently have planned our expansion, and we have not decided yet on the scale of our development and expansion and on exact amount of funding needed for our long-term financing.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our bills. This is because we have generated limited revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the start-up stage of operations and have generated limited any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on May 12, 2023.

STREETEX CORP.

By:	/s/	Stefan Dubs
	Name:	Stefan Dubs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)