Form 10-K
period 2023-06-30
Streetex Corp.
filed 2023-10-16
CIK 1822372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Yes ( )       No (X)

As of June 30, 2023, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $0 based on par value per share ($0.001), of the registrant’s common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,516,814 common shares issued and outstanding as of October 16, 2023.

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

DESCRIPTION OF BUSINESS

Our principal office address is located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our telephone number is (725) 210-5515. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and received $30,982 in revenue for the year ended June 30, 2023. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

Revenue

We are charging our customers on the hourly rate basis from $300 to $3,000 per hour, depending on the project complexity. Our main expenses in video production services are video production team’s fees. Our hourly rate may include the fees of producers, directors, videographers, editors, screenwriters, art directors, and actors. We expect that our revenue will be 30% from the hourly rate. Our customers will cover all additional costs connected with the video production services such as specific decorations, equipment, transfer etc.

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

As of June 30, 2023, no shares of our common stock have traded.

Number of Holders

As of June 30, 2023, the 2,516,814 issued and outstanding shares of common stock were held by a total of 29 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2023 and 2022.

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

There were 2,516,814 shares of common stock issued and outstanding as of June 30, 2023 and 2,516,814 shares of common stock issued and outstanding as of June 30, 2022.

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

Results of Operations for the years ended June 30, 2023 and 2022:

Revenue and cost of goods sold

For the years ended June 30, 2023 and June 30, 2022 the Company generated total revenue of $30,982 and $0 from providing services to its customers. The costs of goods for the years ended June 30, 2023 and 2022 were $22,000 and $0, respectively.

Operating expenses

Total operating expenses for the year ended June 30, 2023 and June 30, 2022 were $18,044 and $39,189. The operating expenses for the year ended June 30, 2023 included bank charges of $227; audit fees of $13,964 and professional fees of $3,854. The operating expenses for the year ended June 30, 2022 included bank charges of $277; depreciation expense of $113; legal fees of $1,200; audit fees of $11,750 and professional fees of $25,849. Decrease in expenses is mainly due to decrease in professional fees. For the year ended June 30, 2022, the Company paid for DTC eligibility services, but there were no expenses for DTC eligibility services for the year ended June 30, 2023.

Net Loss

The net loss for the years ended June 30, 2023 and 2022 was $9,062 and $39,189 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2023, the Company had cash of $20,072 ($1,452 as of June 30, 2022). Furthermore, the Company had a negative working capital of $35,519 ($26,457 as of June 30, 2022). The increase in negative working capital is due to increase in loan from related party as of June 30, 2023.

During the year ended June 30, 2023 the Company used $20,943 of cash in operating activities due to its net loss and changes in accounts payable of $5,899 and deferred revenue of $5,982.

During the year ended June 30, 2023 the Company generated $39,563 of cash in financing activities.

During the year ended June 30, 2022 the Company used $25,094 of cash in operating activities due to its net loss and in accounts payable of $8,000, depreciation of $113 and deferred revenue of $5,982.

During the year ended June 30, 2022 the Company generated $11,500 of cash in financing activities.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement its business plan and impede the speed of its operations.

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

STREETEX CORP.

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2023 AND JUNE 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Streetex Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Streetex Corp. (“the Company”) as of June 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and negative working capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2020.

Spokane, Washington

October 16, 2023

STREETEX CORP.

BALANCE SHEETS

June 30, 2023 and 2022 (Audited)

ASSETS	June 30, 2023	June 30, 2022
Current Assets
Cash and cash equivalents	$20,072	$1,452
Total Current Assets	20,072	1,452

Total Assets	$20,072	$1,452

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$4,101	$10,000
Related party loan	51,490	11,927
Deferred revenue	-	5,982
Total Current Liabilities	55,591	27,909

Total Liabilities	55,591	27,909

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized 2,516,814 and 2,516,814 shares issued and outstanding as of June 30, 2023 and June 30, 2022	2,517	2,517
Additional paid in capital	25,324	25,324
Accumulated deficit	(63,360)	(54,298)
Total Stockholders’ Equity (Deficit)	(35,519)	(26,457)

Total Liabilities and Stockholders’ Equity (Deficit)	$20,072	$1,452

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Year ended June 30, 2023 and 2022 (Audited)

	Year ended June 30, 2023	Year ended June 30, 2022
Revenue	$30,982	$-
Cost of goods sold	22,000	-
GROSS PROFIT	8,982	-

OPERATING EXPENSES
General and Administrative Expenses	$(18,044)	$(39,189)
TOTAL OPERATING EXPENSES	(18,044)	(39,189)

NET LOSS FROM OPERATIONS	(9,062)	(39,189)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(9,062)	$(39,189)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,516,814	2,454,275

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended June 30, 2023 and 2022 (Audited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
June 30, 2021	2,286,814	$2,287	$14,054	$(15,109)	$1,232
Issuance of common stock	230,000	230	11,270	-	11,500
Net loss	-	-	-	(39,189)	(39,189)
June 30, 2022	2,516,814	$2,517	$25,324	$(54,298)	$(26,457)
Net loss	-	-	-	(9,062)	(9,062)
June 30, 2023	2,516,814	$2,517	$25,324	$(63,360)	$(35,519)

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Year ended June 30, 2023 and 2022 (Audited)

	Year ended June 30, 2023	Year ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,062)	$(39,189)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	-	113
Accounts payable	(5,899)	8,000
Deferred revenue	(5,982)	5,982
CASH FLOWS USED BY OPERATING ACTIVITIES	(20,943)	(25,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	11,500
Proceeds from related party loan	39,563	-
CASH FLOWS FROM FINANCING ACTIVITIES	39,563	11,500

NET CHANGE IN CASH	18,620	(13,594)

Cash, beginning of period	1,452	15,046

Cash, end of period	$20,072	$1,452

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023 (Audited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2023, the Company had cash of $20,072 and negative working capital of $35,519 For the year ended June 30, 2023 the Company had $30,982 in revenues and an accumulated deficit of $63,360 These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

Purchased equipment was fully depreciated as of June 30, 2023.

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

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023 (Audited)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances payable to the sole officer and director. The carrying amount of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

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

To achieve the core principle of ASC 606, the Company performs the following steps:

1. The Company negotiate the contract terms and price.

2. The Company issue a full price invoice for the services after the contract is signed.

3. The Company complete the services and issue a Certificate of Acceptance.

4. The Client should pay full price of the contract, as of the date of service delivery.

5. The company recognize the revenue when the Certificate of Acceptance was signed by the Client and the Company, and when the services were fully delivered to the Client.

As a video production company, we are focusing on video content creation. Our cost of goods sold includes the following:

- Pre-production planning, including script development and storyboarding.

- Editing and post-production services, including video and audio editing.

- Color correction and grading

- Delivery of the final files in the agreed-upon format.

The company has one performance obligation is to deliver the final video file to the client. This performance obligation consist of the provision of video production services, which includes pre-production, production, and post-production activities. This encompasses tasks like planning, scriptwriting, editing, and the other activities related to creating the video content. The delivery of the final video file to the customer represents meaningful performance obligation. The transaction price is recorded once the final product is delivered.

If the client accepts the video file by signed Certificate of Acceptance, the Company consider the service fully delivered and recognize the amount received from the client as revenue. The requirement for the client to sign a Certificate of Acceptance represents a criterion that signals the completion of the services.

The Company collects payment from customers before the service is provided. When deposits are collected before the service is provided, the Company recognizes deferred income until the customer signs the Certificate of Acceptance. The performance obligation involves the editing of a single video file from multiple video sequences provided by the client. Our performance obligation to deliver final edited video to the client and sign the certificate of acceptance of our services. The company determines that the obligation for video production services is satisfied when the customer signs the certificate of acceptance. We consider the signing of the certificate of acceptance as the point in time when promised services (video) is transferred to the customer.

The expenses associated with the production of goods are contingent on the intricacy of the video project, particularly in terms of the time dedicated to crafting the final video. The standard hourly rate starts from $100 per hour.

For the year ended June 30, 2023, the Company has generated $30,982 in revenue and incurred $22,000 in cost of goods sold.

As of June 30, 2023, the Company received 100% revenue from 4 customers. It is not anticipated that these customers will engage in recurring business with the company.

The revenue has only one performance obligation

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company`s financial position and results of operations from adoption of these standards is not expected to be material.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023 (Audited)

Note 4 – RELATED PARTY TRANSACTIONS

The Director of the Company, Stefan Dubs, is the only related party with whom the Company had transactions with during the year ended June 30, 2023. During the year ended June 30, 2023, Mr. Dubs contributed $23,563 in cash to assist in paying for operating expenses on behalf of the Company and $16,000 for services the Director provided to the Company invoiced to the Company in the form of related party loans. This loan is unsecured, non-interest bearing and due on demand. The hourly rate of Mr. Dubs for the services provided was $100 per hour. This hourly rate is appropriate for the video production services according to the market rates for senior level video producers and editors. Mr. Dubs is professional video editor and delivered full scope of services connected with the revenue. He personally edited, created, and delivered the final video to the Company.

Mr. Dubs provided to the Company his home-based office for day-to-day operation. Mr. Dubs, as the sole officer and director is using his personal office equipment for service delivery.

The balance due to the Director was $51,490 as of June 30, 2023 and $11,927 as of the year end June 30, 2022.

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

There were 2,516,814 shares of common stock issued and outstanding as of June 30, 2023 and 2022.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2023 the Company had net operating loss carry forwards of approximately $63,360. At the federal level, the Company can carry forward their net operating losses indefinitely, but the deductions are limited to 80 percent of taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2023 was approximately $13,306 The valuation allowance at June 30, 2022 was approximately $11,403. The net change in valuation allowance for the year ended June 30, 2023 was $1,903. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2023.  All tax years since inception remain open for examination by taxing authorities.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023 (Audited)

The provision for Federal income tax consists of the following:

	Year ended June 30, 2023	Year ended June 30, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(13,306)	(11,403)
Valuation allowance	$13,306	11,403
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended June 30, 2023 and 2022 as follows:

	Year ended June 30, 2023	Year ended June 30, 2022
Computed “expected” tax expense (benefit)	$(1,903)	(8,230)
Change in valuation allowance	$1,903	8,230
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through October 16, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2023, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2023 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Stefan Dubs Handelstr. 1, Linkenheim-Hochstetten, Germany 76351	40	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the year ended June 30, 2023 and for the year ended June 30, 2022:

Summary Compensation Table

Name and Principal Position	Period / Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Stefan Dubs, President, Secretary and Treasurer	Year ended June 30, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stefan Dubs, President, Secretary and Treasurer	Year ended June 30, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Director Compensation

The following table sets forth director compensation for the year ended June 30, 2023 and for the year ended June 30, 2022:

Name	Period / Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Stefan Dubs	Year ended June 30, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stefan Dubs	Year ended June 30, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock, owned beneficially as of June 30, 2023 by: (i) each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Stefan Dubs Handelstr. 1, Linkenheim-Hochstetten, Germany 76351	2,000,000 shares of common stock (direct)	79.5

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of June 30, 2023, there were 2,516,814 shares of our common stock issued and outstanding.

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

There is no public trading market for our common stock. To be quoted on the OTC Bulletin Board and/or OTC Link. a market maker must file an application on our behalf to make a market for our common stock. As of the date of this Registration Statement, we have not engaged a market maker to file such an application, that there is no guarantee that a market maker will file an application on our behalf, and that even if an application is filed; there is no guarantee that we will be accepted for quotation.

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

On October 12, 2019, we issued a total of 2,000,000 shares of restricted common stock to Stefan Dubs, our sole officer and director in consideration of $2,000. Further, Mr. Dubs has advanced funds to us. As of June 30, 2023, Mr. Dubs has advanced to us $51,490. Mr. Dubs will not be repaid from the proceeds of the offering. There is no due date for the repayment of the funds advanced by Mr. Dubs. Mr. Dubs will be repaid from revenues of operations if and when we generate revenues to pay the obligation. The obligation to Mr. Dubs does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Dubs or the repayment of the funds to Mr. Dubs. The entire transaction was oral. We have a verbal agreement with Mr. Dubs that, if necessary, he will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2023, we incurred approximately $13,964 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2022 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2022, December 31, 2022, and March 31, 2023; $0 in fees for tax and $0 for other expenses.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on October 16, 2023.

STREETEX CORP.

By:	/s/		Stefan Dubs

	Name:		Stefan Dubs

	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)