Form 10-Q
period 2023-09-30
Streetex Corp.
filed 2023-11-13
CIK 1822372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,516,814 common shares issued and outstanding as of November 9, 2023.

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

STREETEX CORP.

BALANCE SHEETS

	September 30, 2023 (Unaudited)	June 30, 2023 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,005	$20,072
Total Current Assets	5,005	20,072

Total Assets	$5,005	$20,072

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$1,310	$4,101
Related party loan	51,490	51,490
Total Current Liabilities	52,800	55,591

Total Liabilities	52,800	55,591

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized 2,516,814 and 2,516,814 shares issued and outstanding as of September 30, 2023 and June 30, 2023	2,517	2,517
Additional paid in capital	25,324	25,324
Accumulated deficit	(75,636)	(63,360)
Total Stockholders’ Equity (Deficit)	(47,795)	(35,519)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,005	$20,072

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Three months ended September 30, 2023 and 2022 (Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022
Revenue	$-	$-
Cost of goods sold	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and Administrative Expenses	(12,276)	(632)
TOTAL OPERATING EXPENSES	(12,276)	(632)

NET LOSS FROM OPERATIONS	(12,276)	(632)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(12,276)	$(632)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,516,814	2,516,814

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended September 30, 2023 and 2022 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
June 30, 2022	2,516,814	$2,517	$25,324	$(54,298)	$(26,457)
Net loss	-	-	-	(632)	(632)
September 30, 2022	2,516,814	2,517	25,324	(54,930)	(27,089)

June 30, 2023	2,516,814	$2,517	$25,324	$(63,360)	$(35,519)
Net loss	-	-	-	(12,276)	(12,276)
September 30, 2023	2,516,814	$2,517	$25,324	(75,636)	(47,795)

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Three months ended September 30, 2023 and 2022 (Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,276)	$(632)
Adjustments to reconcile net loss to net cash from operating activities:
Accounts payable	(2,791)	-
CASH FLOWS USED BY OPERATING ACTIVITIES	(15,067)	(632)

NET CHANGE IN CASH	(15,067)	(632)

Cash, beginning of period	20,072	1,452

Cash, end of period	$5,005	$820

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2023 (Unaudited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had cash of $5,005 and a negative working capital of $47,795. For the three months ended September 30, 2023 the Company had an accumulated deficit of $75,636. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

September 30, 2023 (Unaudited)

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

The company has one performance obligation is to deliver the final video file to the client. This performance obligation consists of the provision of video production services, which includes pre-production, production, and post-production activities. This encompasses tasks like planning, scriptwriting, editing, and the other activities related to creating the video content. The delivery of the final video file to the customer represents meaningful performance obligation. The transaction price is recorded once the final product is delivered.

If the client accepts the video file by signed Certificate of Acceptance, the Company consider the service fully delivered and recognize the amount received from the client as revenue. The requirement for the client to sign a Certificate of Acceptance represents a criterion that signals the completion of the services.

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2023 (Unaudited)

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

For the three months ended September 30, 2023 and 2022, the Company did not generate revenue.

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

Note 4 – RELATED PARTY TRANSACTIONS

The Director of the Company, Stefan Dubs, is the only related party with whom the Company had transactions for the period from the inception (September 4, 2018) to September 30, 2023. As of September 30, 2023, Mr. Dubs contributed $35,490 in cash to assist in paying for operating expenses on behalf of the Company and $16,000 for services the Director provided to the Company invoiced to the Company in the form of related party loans. The hourly rate of Mr. Dubs for the services provided was $100 per hour. This hourly rate is appropriate for the video production services according to the market rates for senior level video producers and editors. Mr. Dubs is professional video editor and delivered full scope of services connected with the revenue. He personally edited, created, and delivered the final video to the Company. This loan is unsecured, non-interest bearing and due on demand.

Mr. Dubs provided to the Company his home-based office for day-to-day operation. Mr. Dubs, as the sole officer and director is using his personal office equipment for service delivery.

For the three months ended September 30, 2023, our sole director has loaned to the Company $0.

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

There were 2,516,814 shares of common stock issued and outstanding as of September 30, 2023 and June 30, 2023.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of September 30, 2023 the Company had net operating loss carry forwards of approximately $75,636. At the federal level, the Company can carry forward their net operating losses indefinitely, but the deductions are limited to 80 percent of taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as theirrealization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2023 was approximately $15,884. The valuation allowance at June 30, 2023 was approximately $13,306. The net change in valuation allowance for the three months ended September 30, 2023 was $2,578. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2023.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	Three months ended September 30, 2023	Year ended June 30, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(15,884)	(13,306)
Valuation allowance	$15,884	13,306
Net deferred tax assets	$-	-

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2023 (Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended September 30, 2023 and year ended June 30, 2023 as follows:

	Three months ended September 30, 2023	Year ended June 30, 2023
Computed “expected” tax expense (benefit)	$(2,578)	(1,903)
Change in valuation allowance	$2,578	1,903
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through November 9, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

DESCRIPTION OF BUSINESS

Our principal office address is located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our telephone number is (725) 210-5515. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and had not generated revenue for the three months ended September 30, 2023. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2023 and 2022:

Revenue

During the three months ended September 30, 2023 and 2022, we have not received any revenues.

Operating expenses

Total operating expenses for the three months ended September 30, 2023 and 2022 were $12,276 and $632. Our operating expenses consisted of general and administrative costs.

Net Losses

The net loss for the three months ended September 30, 2023, was $12,276 compared to $632 for the three months ended September 30, 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2023, our total assets were $5,005. Total assets were comprised of $5,005 in current assets.

As at September 30, 2023, our current liabilities were $52,800 and Stockholders’ deficit was $47,795.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended September 30, 2023 net cash flows used in operating activities was $15,067.

For the three months ended September 30, 2022 net cash flows used in operating activities was $632.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended September 30, 2023 we had no cash flows provided by or used in investing activities.

For the three months ended September 30, 2022 we had no cash flows provided by or used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended September 30, 2023 we had no cash flows provided by or used in financing activities.

For the three months ended September 30, 2022 we had no cash flows provided by or used in financing activities.

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

Our cash balance was $5,005 as of September 30, 2023. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Stefan Dubs, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of September 30, 2023, Mr. Dubs has advanced to us $51,490. Mr. Dubs, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  Being a development stage company, we have very limited operating history we do not currently have any arrangements for additional financing. Our principal executive offices are located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our phone number is (725) 210-5515.

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

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our bills. This is because we have generated limited revenues and do not anticipate significant revenues until we complete our initial business development. There is no assurance we will ever reach that stage.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the start-up stage of operations and have generated limited revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on November 13, 2023.

STREETEX CORP.

By:	/s/	Stefan Dubs
	Name:	Stefan Dubs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)