Form 10-Q
period 2023-12-31
Streetex Corp.
filed 2024-02-14
CIK 1822372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,516,814 common shares issued and outstanding as of February 13, 2024.

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

STREETEX CORP.

BALANCE SHEETS

December 31, 2023

	December 31, 2023 (Unaudited)	June 30, 2023 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,691	$20,072
Total Current Assets	1,691	20,072

Total Assets	$1,691	$20,072

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$-	$4,101
Related party loan	51,490	51,490
Total Current Liabilities	51,490	55,591

Total Liabilities	51,490	55,591

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized 2,516,814 and 2,516,814 shares issued and outstanding as of December 31, 2023 and June 30, 2023	2,517	2,517
Additional paid in capital	25,324	25,324
Accumulated deficit	(77,640)	(63,360)
Total Stockholders’ Equity (Deficit)	(49,799)	(35,519)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,691	$20,072

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF OPERATIONS

Three and six months ended December 31, 2023 and 2022 (Unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022	Six months ended December 31, 2023	Six months ended December 31, 2022
Revenue	$7,000	$-	$7,000	$-
Cost of goods sold	-	-	-	-
GROSS PROFIT	7,000	-	7,000	-

OPERATING EXPENSES
General and Administrative Expenses	$(9,004)	$(3,761)	$(21,280)	$(4,393)
TOTAL OPERATING EXPENSES	(9,004)	(3,761)	(21,280)	(4,393)

NET LOSS FROM OPERATIONS	(2,004)	(3,761)	(14,280)	(4,393)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,004)	$(3,761)	$(14,280)	$(4,393)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAG NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,516,814	2,516,814	2,516,814	2,516,814

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and six months ended December 31, 2023 and 2022 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
September 30, 2022	2,516,814	2,517	25,324	(54,930)	(27,089)
Net loss	-	-	-	(3,761)	(3,761)
December 31, 2022	2,516,814	2,517	25,324	(58,691)	(30,850)

September 30, 2023	2,516,814	$2,517	$25,324	(75,636)	(47,795)
Net loss	-	-	-	(2,004)	(2,004)
December 31, 2023	2,516,814	$2,517	$25,324	(77,640)	(49,799)

June 30, 2022	2,516,814	$2,517	$25,324	$(54,298)	$(26,457)
Net loss	-	-	-	(4,393)	(4,393)
December 31, 2022	2,516,814	2,517	25,324	(58,691)	(30,850)

June 30, 2023	2,516,814	$2,517	$25,324	$(63,360)	$(35,519)
Net loss	-	-	-	(14,280)	(14,280)
December 31, 2023	2,516,814	$2,517	$25,324	(77,640)	(49,799)

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

STATEMENTS OF CASH FLOWS

Six months ended December 31, 2023 and 2022 (Unaudited)

	Six months ended December 31, 2023	Six months ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,280)	$(4,393)
Adjustments to reconcile net loss to net cash from operating activities:
Accounts payable	(4,101)	(7,250)
CASH FLOWS USED BY OPERATING ACTIVITIES	(18,381)	(11,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	-	15,182
CASH FLOWS FROM FINANCING ACTIVITIES	-	15,182

NET CHANGE IN CASH	(18,381)	3,539

Cash, beginning of period	20,072	1,452

Cash, end of period	$1,691	$4,991

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2023 (Unaudited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had cash of $1,691 and working capital of $(49,799). For the six months ended December 31, 2023 the Company had limited revenues and an accumulated deficit of $77,640. These factors raise substantial doubt regarding the Company`s ability to continue as a going concern.

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

December 31, 2023 (Unaudited)

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

December 31, 2023 (Unaudited)

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

For the six months ended December 31, 2023 and 2022, the Company has generated $7,000 in revenue.

As of December 31, 2023, the Company received 100% revenue from 5 customers. It is not anticipated that these customers will engage in recurring business with the company.

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

Note 4 – RELATED PARTY TRANSACTIONS

The Director of the Company, Stefan Dubs, is the only related party with whom the Company had transactions for the period from the inception (September 4, 2018) to December 31, 2023. As of December 31, 2023, Mr. Dubs contributed $35,490 in cash to assist in paying for operating expenses on behalf of the Company and $16,000 for services the Director provided to the Company invoiced to the Company in the form of related party loans. The hourly rate of Mr. Dubs for the services provided was $100 per hour. This hourly rate is appropriate for the video production services according to the market rates for senior level video producers and editors. Mr. Dubs is professional video editor and delivered full scope of services connected with the revenue. He personally edited, created, and delivered the final video to the Company. This loan is unsecured, non-interest bearing and due on demand.

For the six months ended December 31, 2023, our sole director has loaned to the Company $0.

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

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2023 (Unaudited)

There were 2,516,814 shares of common stock issued and outstanding as of December 31, 2023 and June 30, 2023.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of December 31, 2023 the Company had net operating loss carry forwards of approximately $77,640. At the federal level, the Company can carry forward their net operating losses indefinitely, but the deductions are limited to 80 percent of taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2023 was approximately $16,304 The valuation allowance at June 30, 2023 was approximately $13,306. The net change in valuation allowance for the six months ended December 31, 2023 was $2,998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	Six months ended December 31, 2023	Year ended June 30, 2023
Non-current deferred tax assets:
Net operating loss carry forward	$(16,304)	(13,306)
Valuation allowance	$16,304	13,306
Net deferred tax assets	$-	-

STREETEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2023 (Unaudited)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended December 31, 2023 and year ended June 30, 2023 as follows:

	Six months ended December 31, 2023	Year ended June 30, 2023
Computed “expected” tax expense (benefit)	$(2,998)	(1,903)
Change in valuation allowance	$2,998	1,903
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent through February 13, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended December 31, 2023 and 2022:

Revenue

During the three months ended December 31, 2023 and 2022, we have generated $7,000 and $0 in revenues.

Operating expenses

Total operating expenses for the three months ended December 31, 2023 and 2022 were $9,004 and $3,761. Our operating expenses consisted of general and administrative costs.

Net Losses

The net loss for the three months ended December 31, 2023, was $2,004 compared to $3,761 for the three months ended December 31, 2022.

Results of Operations for the six months ended December 31, 2023 and 2022:

Revenue

During the six months ended December 31, 2023 and 2022, we have generated $7,000 and $0 in revenues.

Operating expenses

Total operating expenses for the six months ended December 31, 2023 and 2022 were $21,280 and $4,393. Our operating expenses consisted of general and administrative costs.

Net Losses

The net loss for the six months ended December 31, 2023, was $14,280 compared to $4,393 for the six months ended December 31, 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2023, our total assets were $1,691. Total assets were comprised of $1,691 in current assets.

As at December 31, 2023, our current liabilities were $51,490 and Stockholders’ deficit was $49,799.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended December 31, 2023 net cash flows used in operating activities was $18,381.

For the six months ended December 31, 2022 net cash flows used in operating activities was $11,643.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended December 31, 2023 we had no cash flows provided by or used in investing activities.

For the six months ended December 31, 2022 we had no cash flows provided by or used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended December 31, 2023 net cash flows provided by financing activities was $0.

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

Our cash balance was $1,691 as of December 31, 2023. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Stefan Dubs, our Chairman and President, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. As of December 31, 2023, Mr. Dubs has advanced to us $51,490. Mr. Dubs, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  Being a development stage company, we have very limited operating history we do not currently have any arrangements for additional financing. Our principal executive offices are located at Handel str. 1, Linkenheim-Hochstetten, Germany, 76351. Our phone number is (725) 210-5515.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Linkenheim-Hochstetten, Germany, on February 14, 2024.

STREETEX CORP.

By:	/s/	Stefan Dubs
	Name:	Stefan Dubs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)